Form 10-Q
period 2008-09-30
eSimple, Inc.
filed 2008-11-14
CIK 1445222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-153580

eSIMPLE, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	74-3261575

(State of incorporation)	(IRS Employer ID Number)

17 Hamizpe St. Shoham 60850, Israel

(Address of principal executive offices)

Tel: 212-796-5809

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of November 12, 2008, 133,333,329 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2008
(Unaudited)

2008

ASSETS
Current Assets:
Cash in bank	$24,166

Total current assets	24,166

Total Assets	$24,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued liabilities	$5,500

Total current liabilities	5,500

Total liabilities	5,500

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 133,333,329 shares issued and outstanding	13,333
Additional paid-in capital	34,667
(Deficit) accumulated during the development stage	(29,334)

Total stockholders’ equity	18,666

Total Liabilities and Stockholders’ Equity	$24,166

The accompanying notes to financial statements are
an integral part of this balance sheet.

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND PERIOD ENDED SEPTEMBER 30, 2008,
AND CUMULATIVE FROM INCEPTION (JUNE 19, 2008)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Three Months Ended September 30, 2008	Period Ended September 30, 2008	Cumulative From Inception

Revenues	$—	$—	$—

Expenses:
General and administrative-
Legal fees	—	15,000	15,000
Officer’s compensation paid by issued shares	—	10,200	10,200
Audit fees	1,500	4,000	4,000
Bank charges	134	134	134

Total general and administrative expenses	1,634	29,334	29,334

(Loss) from Operations	(1,634)	(29,334)	(29,334)

Other Income (Expense)	—	—	—

Provision for income taxes	—	—	—

Net (Loss)	$(1,634)	$(29,334)	$(29,334)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	126,086,955	124,230,767

The accompanying notes to financial statements are
an integral part of these statements.

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED SEPTEMBER 30, 2008,
AND CUMULATIVE FROM INCEPTION (JUNE 19, 2008)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Period Ended September 30, 2008	Cumulative From Inception

Operating Activities:
Net (loss)	$(29,334)	$(29,334)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Officer’s compenstation paid by issued shares	10,200	10,200
Changes in net liabilities-
Accrued liabilities	5,500	5,500

Net Cash (Used in) Operating Activities	(13,634)	(13,634)

Investing Activities:
Cash provided by investing activities	—	—

Net Cash Provided by Investing Activities	—	—

Financing Activities:
Proceeds from issuance of common stock	37,800	37,800

Net Cash Provided by Financing Activities	37,800	37,800

Net Increase in Cash	24,166	24,166
Cash - Beginning of Period	—	—

Cash - End of Period	$24,166	$24,166

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

Supplemental Information of Noncash Operating Activities:

On June 19, 2008, the Company issued 102,000,000 shares of common stock to its Director and sole officer for services rendered valued at $10,200.

The accompanying notes to financial statements are
an integral part of these statements.

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(1)	Summary of Significant Accounting Policies

     Basis of Presentation and Organization

eSIMPLE, Inc. (“eSIMPLE” or the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on June 19, 2008. The business plan of eSIMPLE is to develop a virtual e-learning platform for enterprises, government agencies, educational centers, and businesses. The platform will be used by organizations to effectively manage their e-learning programs. The program will also become an initial point of contact for users to access training courses, knowledge resources, and support tools. The accompanying financial statements of eSIMPLE were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in August 2008, eSIMPLE commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $19,800 through the issuance 13,333,329 shares of its common stock, $0.0001 par value per share, at an offering price of $0.001485 per share. As of August 20, 2008, eSIMPLE had closed the PPO and received proceeds of $19,800. The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission to register 20,533,329 of its outstanding shares of common stock on behalf of selling stockholders (see Note 7). The Registration Statement on Form S-1 was filed with the SEC on September 18, 2008, and declared effective on September 30, 2008.

     Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, the three months and period ended September 30, 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the three months and period ended September 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending March 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements contained in its Registration Statement on Form S-1 filed with the SEC for additional information, including significant accounting policies.

     Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

     Revenue Recognition

eSIMPLE is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from the sale of the e-learning platforms. Revenues will be recognized for financial reporting purposes when the sale of platforms is complete, risk of loss and title to the platforms have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by the customer, the price for the platforms is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

     Impairment of Long-Lived Assets

eSIMPLE evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. eSIMPLE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended September 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2008.

     Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

     Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

     Income Taxes

eSIMPLE accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. eSIMPLE establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

     Fair Value of Financial Instruments

eSIMPLE estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

     Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and revenues and expenses for the three months and period ended September 30, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)	Development Stage Activities and Going Concern

eSIMPLE is currently in the development stage, and its business plan is to develop a virtual e-learning platform for enterprises, governments, education centers, and businesses. The platform will be used by organizations to effectively manage their e-learning programs. The program will also become an initial point of contact for users to access training courses, knowledge resources, and support tools.

The initial activities of eSIMPLE through September 30, 2008, include organization and incorporation, target market identification, marketing plans, and other capital formation activities. During August 2008,

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

eSIMPLE commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $19,800 through the issuance 13,333,329 shares of its common stock, $0.0001 par value per share, at an offering price of $0.001485 per share. As of August 20, 2008, eSIMPLE had closed the PPO and received proceeds of $19,800. eSIMPLE also commenced an activity to submit a Registration Statement on Form S-1 to the SEC to register 20,533,329 shares of common stock on behalf of selling stockholders. The Registration Statement on Form S-1 was filed with the SEC on September 18, 2008, and declared effective on September 30, 2008.

While the management of eSIMPLE believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that it will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain its operations. eSIMPLE also intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of eSIMPLE as a going concern. eSIMPLE has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Common Stock

On June 20, 2008, the Company issued to its Chief Executive Officer 102,000,000 shares of its common stock valued at par value for services rendered. This transaction was valued at $10,200.

On June 20, 2008, the Company issued 18,000,000 shares of its common stock at a price of $0.01 per share for subscriptions receivable of $18,000 to three of the founders of the Company. On September 8, 2008, the Company received $18,000 in satisfaction of the subscriptions receivable.

In August 2008, eSIMPLE commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $19,800 through the issuance 13,333,329 shares of its common stock, $0.0001 par value per share, at an offering price of $0.001485 per share. As of August 20, 2008, eSIMPLE had agreements for 13,333,329 shares of common stock, raised a total of $19,800 in proceeds, and had closed the PPO.

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the SEC to register 20,533,329 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form S-1 was filed with the SEC on September 18, 2008, and declared effective on September 30, 2008.

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(4)	Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2008, was as follows (using a 15 percent effective Federal income tax rate):

2008

Current Tax Provision:
Federal -
Taxable income	$—

Total current tax provision	$—

Deferred Tax Provision:
Federal -
Loss carryforwards	$4,400
Change in valuation allowance	(4,400)

Total deferred tax provision	$—

The Company had deferred income tax assets as of September 30, 2008, as follows:

2008

Loss carryforwards	$4,400
Less - Valuation allowance	(4,400)

Total net deferred tax assets	$—

As of September 30, 2008, eSIMPLE had net operating loss carryforwards for income tax reporting purposes of approximately $29,334 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(5)	Related Party Transactions

As described in Note 3, the Company issued 102,000,000 shares of its common stock to its sole officer and Director for services rendered at par value. The transaction was valued at $10,200.

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(6)	Recent Accounting Pronouncements

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)	FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)

AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)

Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of eSIMPLE does not expect the adoption of this pronouncement to have material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Registration Statement on Form S1, filed with the Securities and Exchange Commission on September 18, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

eSimple, Inc. is a development stage Company which was incorporated on June 19, 2008, in the State of Nevada. We have not generated any revenues to date and our operations have been limited to organizational, start-up, and fund raising activities. We currently have no employees other than our sole officer, who is also our sole Director.

The address of our principal executive office is 17 Hamizpe St. Shoham 60850, Israel. Our telephone number is 212-796-5809. We do not have a website at this time.

The Company

Our goal is to address the growing market for education and corporate training that is increasingly being done over the web. We are focused on developing a virtual e-learning platform for enterprises, government, education, and businesses worldwide. This platform will enable organizations to effectively manage their e-learning programs and provide the initial point of contact for users to access training courses, knowledge resources and a range of support tools.

In addition to e-learning solutions for enterprises and organizations, we plan to offer e-learning applications aimed directly at the end user. These applications will be downloaded from our website and aimed primarily at students of all ages. Our proposed courses will initially include mathematics and English. We plan to add additional courses over time, such as other foreign languages. These courses will enable the student to supplement class learning and provide a “personal tutor” at an affordable price.

Our solution will be designed for use on any Internet platform or browser, and allow the users the flexibility of “anytime, any place, any pace” access to learning content and administration. Our platform would also be designed to support all the leading communication technologies currently in use by our potential customers. We have not commenced operations other than in connection with the private placement which took place in August 2008 and the subsequent registration of the shares sold in that offering. Our chief executive officer has had no formal business education and an extremely limited experience in the e-learning business.

We do not have sufficient capital to operate our business and will require additional funding to develop and sustain operations for the next 12 months. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Market Opportunity

The education and corporate training market is large. Although the significant majority of this market has historically been and continues to be delivered through traditional classroom instruction, e-learning solutions are offering another choice in which business enterprises improve the skills of their workforce. By providing real-time accessibility and user-focused specificity, e-learning enables the training and education process to be broadened from a distinct event, often off-site and limited in scope, to a process of continuous learning for employees.

Often companies combine e-learning resources with traditional classroom instruction and virtual classroom events. These blended learning programs meet the rising need for training in increasingly complex working environments, and when properly designed and deployed, blended solutions can effectively address the needs of business organizations seeking to provide cost effective, comprehensive, enterprise-wide learning solutions to their employees.

The US e-learning market is experiencing strong growth with new buyers adopting the products, new suppliers entering the market, and new variations of traditional products appearing to meet the needs of the new buyers.

According to Global Industry Analysts, an independent research company1[1], the US e-learning market is estimated $17.5 billion, and accounts for 60% of the global market. Europe is the second largest market with approximately 15% of the global market. E-learning usage in Asia is expected to reach a compound annual growth rate of 25% - 30% through 2010. Worldwide growth in the e-learning market is projected at 15% - 30%, according to the research company.

We believe the key drivers in the market for e-learning include:

•	The shift in the USA to a more service-based and knowledge-based economy, in which the skills of the workforce often represent the most important corporate assets;

•	The rapidly evolving business environment, which demands continual training and education of employees;

•	Increased realization of the many benefits of e-learning in terms of cost savings and employee productivity by reducing the need for costly group-training seminars.

•

The retirement of baby boom generation workers during the coming 10 to 15 years, will result in industries to seek technically skilled and educated workers to meet the expected shortage of qualified and trained candidates to replace those retiring workers. This phenomenon is widely projected to create a major increase in demand for training in technical and business skills for younger people.

These young people increasingly live and thrive in the digital environment, including virtual and screen-to-screen relationships. For them, e-learning is a natural and expected part of learning, problem solving, networking and assessment.

•

With job descriptions and daily tasks evolving faster than schools can produce qualified job candidates, many employers rely on constant, on-the-job training to remain competitive. E-learning programs help companies push new skills and critical improvements to staff members at all levels more quickly and efficiently, without the time lag of classroom or retreat-based training.

We believe that e-learning solutions present a significant opportunity for government and business organizations to cost-effectively deliver training and performance support resources for their employees and improve the level of productivity of their workforce. In addition, e-learning provides benefits beyond other technology-based training methods that make it more flexible, effective and cost-efficient. For example, e-learning solutions provide more timely and simplified deployment, the flexibility of self-directed and personalized learning, improved ease of use and enhanced product/user support and administrative functionality. Furthermore, through the use of Web-based technologies, e-learning solutions provide access via computer to content any time, anywhere over the Internet and in the exact amount needed by each individual user.

Competition

The market for online education and training products, services and platforms is fragmented and highly competitive. We expect that competition in this market will remain intense in the future for the following reasons:

•	Existing players include well-know technology companies such as IBM, Cisco, SAP, Oracle, Adobe and Microsoft offering e-learning applications.

•	The expected growth of this market will attract new entrants offering proprietary applications

•	Growing number of free and open-source applications offered on the market.

Employees

We have commenced only limited operations. Therefore, we have no full-time employees. Our sole officer and Director, Ronen Luzon provides services to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff.

Plan of Operation and Product Development

Our development plan:

Phase I – Over the next 12 months, we would seek to develop a beta version of our software for full testing and trial purposes before moving on to Phase II.

Phase II – After successful completion of the beta version, we would seek to develop a fully working commercial version designed to be a flexible, scalable platform that can be rapidly implemented to meet the e-learning needs of government, academic and business enterprises.

Phase III – The next step will be marketing and full commercialization of our solution. Our goal is to position our company as a leading provider of e-learning platforms designed to offer cost-effectiveness, scalability, flexibility and responsiveness. Our platforms will enable organizations to effectively deliver e-learning content to their users a one-to-one basis, as well as customize to fit a particular curriculum, user profile or learner preference.

We expect that research and development into new products will continue to be an important element in our Company’s strategy, to meet the challenges of a competitive and fast changing market.

Marketing

We recognize that our current management does not have sufficient marketing experience to create and execute an effective marketing plan. Accordingly, it is our intention to recruit experienced personnel to specialize in this area. In particular, we will seek sales and marketing staff with experience in the corporate training industry.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008, reflects that we have $24,166 in cash which represents 100% of the total assets of the Company.

On June 20, 2008, the Company issued 18,000,000 shares of its common stock at a price of $0.01 per share for subscriptions receivable of $18,000 to three of the founders of the Company. On September 8, 2008, the Company received $18,000 in satisfaction of the subscriptions receivable.

In August 2008, the company received $19,800 in proceeds from the issuance of 13,333,329 shares of its common stock, par value $0.0001 per share, which were offered and sold in private placement transactions for the purchase price of $0.001485 per share.

These transactions were conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

The Company submitted a Registration Statement on Form S-1 to the Securities and Exchange Commission to register 20,533,329 of its outstanding shares of common stock on behalf of selling stockholders in the private placement (the “Registration Statement”). The Registration Statement was filed with the SEC on September 18, 2008, and was declared effective on September 30, 2008.

Cash from inception to date has been sufficient to provide the operating capital necessary to operate to date.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of professional fees including; $60,000 towards the development of a beta version of a SaaS application, $20,000 towards marketing materials and website development. Additionally, $20,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead, and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering after our shares are quoted on the Over-the-Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Proceeds raised in the August 2008 private placement will be used for to build a beta version of our proposed e-learning platform. If it turns out that we have not raised enough money to effectuate our business plan, we will try to raise additional funds from a second public offering, a private placement, or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and are not successful, we will have to suspend or cease operations.

Going Concern Consideration

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

For a summary of our critical accounting policies, please refer to our Registration Statement on Form S-1 filed with SEC on September 18, 2008, and declared effective on September 30, 2008, and the Financial Statements of this Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any Director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the risks to our business described in our Registration Statement filed with the SEC on September 18, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

The Company is currently negotiating with purchasers of its convertible notes and warrants for the total redemption of the notes and warrants.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Ronen Luzon, the President, Chief Executive Officer, Treasurer, and Director (attached hereto)

32.1	Section 1350 Certifications of Ronen Luzon, the President, Chief Executive Officer, Treasurer, and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

eSIMPLE, INC.

Dated: November 12, 2008	By:	/s/Ronen Luzon

	Name:	Ronen Luzon
	Title:	President, Chief Executive Officer,
Treasurer, and Director
(Principal Executive, Financial, and
Accounting Officer)