Form 10-Q
period 2008-12-31
eSimple, Inc.
filed 2009-02-23
CIK 1445222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-153580

eSIMPLE, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	74-3261575
(State of incorporation)	(IRS Employer ID Number)

17 Hamizpe St. Shoham 60850, Israel
(Address of principal executive offices)

Tel: 212-796-5809
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yesx No ☐

As of February 23, 2009 133,333,329 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

The accompanying notes to financial statements are
an integral part of this balance sheet.
eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND PERIOD ENDED DECEMBER 31, 2008, AND
CUMULATIVE FROM INCEPTION (JUNE19, 2008)
THROUGH DECEMBER 31, 2008
(Unaudited)

	Three
	Months Ended	Period Ended	Cumulative
	December 31,	December 31,	from
	2008	2008	Inception

Revenues	$-	$-	$-
Expenses:
General and administrative-
Legal fees	-	15,000	15,000
Officer's compensation paid by issued shares	-	10,200	10,200
Audit fees	3,100	7,100	7,100
Professional fees	6,000	6,000	6,000
Transfer Agent Fee	1,975	1,975	1,975
Bank charges	289	423	423
Filing fees	280	280	280
Total general and administrative expenses	11,644	40,978	40,978
(Loss) from Operations	(11,644)	(40,978)	(40,978)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(11,644)	$(40,978)	$(40,978)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	133,333,329	128,503,398

The accompanying notes to financial statements
are an integral part of these statements.
eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2008,
AND CUMULATIVE FROM INCEPTION (JUNE 19, 2008)
THROUGH DECEMBER 31, 2008
(Unaudited)

	Period Ended	Cumulative
	December 31,	from
	2008	Inception

Operating Activities:
Net (loss)	$(40,978)	$(40,978)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Officer's compenstation paid by issued shares	10,200	10,200
Changes in net liabilities-
Accounts Payable	600	600
Accrued liabilities	3,100	3,100
Net Cash (Used in) Operating Activities	(27,078)	(27,078)
Investing Activities:
Cash provided by investing activities	-	-
Net Cash Provided by Investing Activities	-	-
Financing Activities:
Proceeds from issuance of common stock	37,800	37,800
Net Cash Provided by Financing Activities	37,800	37,800
Net Increase in Cash	10,722	10,722
Cash - Beginning of Period	-	-
Cash - End of Period	$10,722	$10,722

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-
Income taxes	$-
Supplemental Information of Noncash Operating Activities:

On June 19, 2008, the Company issued 102,000,000 shares of common stock to its Director and sole officer for services rendered valued at $10,200.

The accompanying notes to financial statements
are an integral part of these statements.

F-5

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

     Unaudited Interim Financial Statements

The interim financial statements of the Company as of December 31, 2008, the three months and period ended December 31, 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2008, and the results of its operations and its cash flows for the three months and period ended December 31, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending March 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements contained in its Registration Statement on Form S-1 filed with the SEC for additional information, including significant accounting policies.

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

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

reporting purposes when the sale of platforms is complete, risk of loss and title to the platforms have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by the customer, the price for the platforms is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

     Impairment of Long-Lived Assets

eSIMPLE evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. eSIMPLE records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended December 31, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2008.

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

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

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

     Fair Value of Financial Instruments

eSIMPLE estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

     Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and revenues and expenses for the three months and period ended December 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The initial activities of eSIMPLE through December 31, 2008, include organization and incorporation, target-market identification, marketing plans, and other capital formation activities. During August 2008, eSIMPLE commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $19,800 through the issuance of 13,333,329 shares of its common stock, $0.0001 par value per share, at an offering price of $0.001485 per share. As of August 20, 2008, eSIMPLE had closed the PPO and received proceeds of $19,800. eSIMPLE also commenced an activity to submit a Registration Statement on Form S-1 to the SEC to register 20,533,329 shares of common stock on behalf of selling stockholders. The Registration Statement on Form S-1 was filed with the SEC on September 18, 2008, and declared effective on September 30, 2008.

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

While the management of eSIMPLE believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that it will be able to raise additional equity capital or be able to generate sufficient revenues to sustain its operations. eSIMPLE also intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital and to commence operations.

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

On June 20, 2008, the Company issued 18,000,000 shares of its common stock at a price of $0.001 per share for subscriptions receivable of $18,000 to three of the founders of the Company. On September 8, 2008, the Company received $18,000 in satisfaction of the subscriptions receivable.

In August 2008, eSIMPLE commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $19,800 through the issuance of 13,333,329 shares of its common stock, $0.0001 par value per share, at an offering price of $0.001485 per share. As of August 20, 2008, eSIMPLE had agreements for 13,333,329 shares of common stock, raised a total of $19,800 in proceeds, and had closed the PPO.

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

(4) Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2008, was as follows (using a 15 percent effective Federal income tax rate):

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

2008
Current Tax Provision:
Federal -
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal -
Loss carryforwards	$6,147
Change in valuation allowance	(6,147)
Total deferred tax provision	$-

The Company had deferred income tax assets as of December 31, 2008, as follows:

2008
Loss carryforwards	$(6,147)
Less - Valuation allowance	6,147
Total net deferred tax assets	$-

As of December 31, 2008, eSIMPLE had net operating loss carryforwards for income tax reporting purposes of approximately $40,978 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

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

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

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
  Disclosure of information about credit-risk-related contingent features; and
  Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)	FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S1, filed with the Securities and Exchange Commission on September 18, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

eSimple, Inc. is a development stage Company which was incorporated on June 19, 2008 in the State of Nevada. We have not generated any revenues to date and our operations have been limited to organizational, start-up, and fund raising activities. We currently have no employees other than our sole officer, who is also our sole director.

The address of our principal executive office is 17 Hamizpe St. Shoham 60850, Israel. Our telephone number is 212-796-5809. We do not have a website at this time.

The Company

Our goal is to address the growing market for education and corporate training that is increasingly being done over the web. We are focused on developing a virtual e-learning platform for enterprises, government, education, and businesses worldwide. This platform will enable organizations to effectively manage their e-learning programs and provide the initial point of contact for users to access training courses, knowledge resources, and a range of support tools.

In addition to e-learning solutions for enterprises and organizations, we plan to offer e-learning applications aimed directly at the end user. These applications will be down-loaded from our website and aimed primarily at students of all ages. Our proposed courses will initially include mathematics and English. We plan to add additional courses over time, such as other foreign languages. These courses will enable the student to supplement class-learning and provide a “personal tutor” at an affordable price.

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

According to Global Industry Analysts, an independent research company[1], the US e-learning market is estimated $17.5 billion, and accounts for 60% of the global market. Europe is the second largest market with approximately 15% of the global market. E-learning usage in Asia is expected to reach a compound annual growth rate of 25% - 30% through 2010. Worldwide growth in the e-learning market is projected at 15% - 30%, according to the research company.

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
  The retirement of baby boom generation workers during the coming 10-to-15 years, will result in industries to seek technically skilled and educated workers to meet the expected shortage of qualified and trained candidates to replace those retiring workers.
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

1[1]) http://www.strategyr.com/pressMCP-4107.asp

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

Competition

The market for online education and training products, services, and platforms is fragmented and highly competitive. We expect that competition in this market will remain intense in the future for the following reasons:

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

Plan of Operation and Product Development

Our development plan:

Phase I – Over the next twelve months, we would seek to develop a beta version of our software for full testing and trial purposes before moving on to Phase II.

Phase II – After successful completion of the beta version, we would seek to develop a fully working commercial version designed to be a flexible, scalable platform that can be rapidly implemented to meet the e-learning needs of government, academic, and business enterprises.

Phase III – The next step will be marketing and full commercialization of our solution. Our goal is to position our company as a leading provider of e-learning platforms designed to offer cost-effectiveness, scalability, flexibility, and responsiveness. Our platforms will enable organizations to effectively deliver e-learning content to their users a one-to-one basis, as well as customize to fit a particular curriculum, user profile or learner preference.

We expect that research and development into new products will continue to be an important element in our company’s strategy, to meet the challenges of a competitive and fast changing market.

Marketing

We recognize that our current management do not have sufficient marketing experience to create and execute an effective marketing plan. Accordingly, it is our intention to recruit experienced personnel to specialize in this area. In particular, we will seek sales and marketing staff with experience in the corporate training industry.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2008 reflects that we have $10,722 in cash which represents 100% of the total assets of the Company.

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

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of professional fees including; $60,000 towards the development of a beta version of a SaaS application, $20,000 towards marketing materials and website development. Additionally, $20,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering after our shares are quoted on the Over the Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Proceeds raised in the August 2008 private placement will be used for to build a beta version of our proposed e-learning platform. If it turns out that we have not raised enough money to effectuate our business plan, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and are not successful, we will have to suspend or cease operations.

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

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

For a summary of our critical accounting policies, please refer to our Registration Statement on Form S-1 filed with SEC on September 18, 2008 and declared effective on September 30, 2008 and the Financial Statements of this Form 10-Q.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit	Description
No.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Ronen Luzon, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certifications of Ronen Luzon, the President, Chief Executive Officer, Treasurer and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eSIMPLE, INC.

Dated: February 23, 2009	By:	/s/ Ronen Luzon
	Name:	Ronen Luzon
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)