Form 10-Q/A
period 2008-12-31
eSimple, Inc.
filed 2009-02-24
CIK 1445222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Please indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No ☐

As of February 23, 2009 133,333,329 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2008
(Unaudited)

ASSETS
2008
Current Assets:
Cash in bank	$10,722
Total current assets	10,722
Total Assets	$10,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$600
Accrued liabilities	3,100
Total current liabilities	3,700
Total liabilities	3,700
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, $0.0001 par value, 500,000,000 shares
authorized; 133,333,329 shares issued and outstanding	13,333
Additional paid-in capital	34,667
(Deficit) accumulated during the development stage	(40,978)
Total stockholders' equity	7,022
Total Liabilities and Stockholders' Equity	$10,722

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

The accompanying notes to financial statements are
an integral part of these statements.

eSIMPLE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2008,
AND CUMULATIVE FROM INCEPTION (JUNE 19, 2008)
THROUGH DECEMBER 31, 2008
(Unaudited)

	Period Ended	Cumulative
	December 31,	from
	2008	Inception

Operating Activities:
Net (loss)	$(40,978)	$(40,978)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Officer's compenstation paid by issued shares	10,200	10,200
Changes in net liabilities-
Accounts Payable	600	600
Accrued liabilities	3,100	3,100
Net Cash (Used in) Operating Activities	(27,078)	(27,078)
Investing Activities:
Cash provided by investing activities	-	-
Net Cash Provided by Investing Activities	-	-
Financing Activities:
Proceeds from issuance of common stock	37,800	37,800
Net Cash Provided by Financing Activities	37,800	37,800
Net Increase in Cash	10,722	10,722
Cash - Beginning of Period	-	-
Cash - End of Period	$10,722	$10,722

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q/A (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

1   [1]) http://www.strategyr.com/pressMCP-4107.asp

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

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

For a summary of our critical accounting policies, please refer to our Registration Statement on Form S-1 filed with SEC on September 18, 2008 and declared effective on September 30, 2008 and the Financial Statements of this Form 10-Q/A.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q/A and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eSIMPLE, INC.

Dated: February 24, 2009	By:	/s/ Ronen Luzon
	Name:	Ronen Luzon
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)